Form 10KSB40
period 1995-12-31
ZACHARY VENTURES INC
filed 1996-12-20
CIK 924914

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                  FORM 10-KSB
(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

        For the fiscal year ended  December 31, 1995
                                   --------------------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

         For the transition period from            to
                                         ---------    -------------

                                               33-79922
                 Commission file number    ------------------------

                             ZACHARY VENTURES, INC.
------------------------------------------------------------------------
                   (Name of small business issuer in its charter)



          Delaware                                      13-3760010
------------------------------------------------------------------------
(State or other jurisdiction                          (IRS Employer
     of incorporation)                              Identification No.)

      41 East 57th Street, 39th Floor, New York, New York         10022
------------------------------------------------------------------------
          (Address of principal executive office)                Zip Code


Issuer's telephone number               (212) 768-2383
                           --------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:


   Title of Securities         Name of each exchange on which registered

------------------------       -----------------------------------------

------------------------       -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:


                    -------------------------------------
                             (Title of class)

                    -------------------------------------
                              (Title of class)


    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.    Yes   X
                                                                           ---
    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not Applicable

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

    Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes ___   No  ____

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

ITEMS 1 & 2.  DESCRIPTION OF THE BUSINESS AND THE COMPANY'S PROPERTIES

A.  THE COMPANY

         Zachary Ventures, Inc. (the "Company") was organized under the laws of the State of Delaware on December 17, 1993, for the purpose of acquiring or merging with an unspecified operating business. The Company, since its incorporation, has not been engaged in any business activities, other than those described herein. The Company intends to effect a merger, exchange of capital stock, asset acquisition or other similar business combination or acquisition (a "Business Combination") with a business entity (the "Acquired Business"). Other than general corporate activities, including but not limited to the search for and the negotiation and consummation of a Business Combination, the Company has not engaged in any substantive commercial business immediately following this offering until such time as it has effected a Business Combination.

B.  THE RULE 419 OFFERING AND ACQUISITION ACTIVITY

    1.   THE OFFERING.

         On December 9, 1994, the Company commenced a "blank check" offering (the "Rule 419 Offering") pursuant to Rule 419 ("Rule 419") promulgated under the Securities Act of 1933, as amended, of a maximum of 600,000 shares of Common Stock, $.001 par value per Share at a price of $.10 per Share, which generated $60,000 in net proceeds from approximately 400 different investors (the "Rule 419 Investors"). Pursuant to Rule 419, $54,000 of the net proceeds from that offering (the "Deposited Funds") and the Company shares purchased by the Rule 419 Investors (the "Deposited Securities") were held in escrow (the "Rule 419 Escrow") by Bernard Herold & Co., as Escrow Agent (the "Escrow Agent") pending (i) distribution of a prospectus to each of them describing any prospective business acquisition by Zachary and (ii) the subsequent confirmation by the holders of at least 80% of the shares owned by the Rule 419 Investors that they elect to remain investors.

         Following the completion of the Rule 419 Offering, the Company entered into an Agreement and Plan of Reorganization dated July 7, 1995 (the "Plan of Reorganization") with Cartilage Technologies Inc. ("CTI"), a Barbados corporation pursuant to which CTI would make an exchange offer (the "Exchange Offer") to acquire the Company's issued and outstanding shares, $.001 par value per share, in exchange for 318,000 shares (the "Exchange Shares") of CTI Common Stock. The Exchange Shares would constitute approximately 4% of the issued and outstanding shares of CTI Common Stock following the consummation of the Exchange Offer.

         The Plan of Reorganization was subject to a satisfaction, by both CTI and the Company of certain conditions precedent to the consummation of the transactions contemplated by the Plan of Reorganization. Among such conditions was the requirement that CTI obtain the approval and consent of its stockholders as required under Barbados law. Two minority stockholders (the "plaintiff stockholders") of CTI commenced an action in Barbados to preclude CTI from consummating the Exchange Offer. A temporary restraining order was issued in September 1995 (the "TRO"). The Company gave notice to CTI on February 23, 1996, that if the injunction was not removed by March 11, 1996, the Plan of Reorganization would terminate as of that date. CTI was unsuccessful in obtaining a hearing regarding the lifting of the TRO. The Company and CTI entered into a settlement on April 12, 1996, pursuant to which CTI agreed to pay all of the expenses, up to a maximum of $52,000 incurred by the Company in connection with the Exchange Offer. Following the settlement with CTI, the Company continued to seek an acquisition candidate and in fact commenced negotiations with a prospective operating company (the "Target Company"). Prior to completion of an agreement with the Target Company, the Company decided to confirm with the SEC that there remained adequate time within which to complete the acquisition.

         Although the Company believed there was sufficient time to complete the acquisition, the SEC could not give the Company assurance that a post effective amendment would be reviewed and/or declared effective in time to permit each investor to have at least 20 business days within which to make their decision. The SEC indicated that satisfaction of this condition was a prerequisite to compliance with Rule 419.

         The Target Company terminated negotiations and the Company concluded that it would proceed with the distribution of investment proceeds to the Rule 419 Investor in accordance with Rule 419.

         Rule 419 requires that before the Deposited Funds and the Deposited Securities can be released, the Company must consummate an acquisition satisfying the criteria of Rule 419 within 18 months of the effective date of the registration statement pertaining to the offering. If this is not done, the proceeds (less 10% thereof) plus interest, if any, thereon must be returned to the Investors. Since the Company concluded that such a time schedule could not be adhered to it returned the Deposited Funds to the Investors. However, in addition to the amount required to be returned under Rule 419, the Company returned a further amount so that each investor received the return of 100% of his investment.

    It is the Company's intention to file to terminate its reporting obligation under Section 15(d) of the Act. However, the Company continues to seek an operating entity with which to effect a Business Combination.

C.  RISK ASSOCIATED WITH THE COMPANY'S BUSINESS.

         1. RECENTLY ORGANIZED COMPANY. The Company was only recently organized and has a limited operating history. The Company, therefore, must be considered promotional and in its early formative and development stage. Potential investors should be aware of the difficulties normally encountered by a new enterprise, especially in view of the relatively small size of this offering. There is nothing at this time upon which to base an assumption that the Company's business plan will prove successful, and there is no assurance that the Company will be able to operate profitably. The Company has limited resources and has had no revenues to date.

         2. MINIMAL TIME SPENT BY MANAGEMENT. All of the Company's officers and directors (sometimes collectively referred to herein as "Management") are engaged full-time in other activities; and, therefore, prior to the conclusion of this offering, whether or not the maximum number of shares is sold, devote only a minimal amount of time (not to exceed approximately 10 hours per week) to the Company's business. It is unlikely that the lack of full-time management may have a materially adverse effect upon the Company's business. Subsequent thereto and prior to any possible Business Combination as well as thereafter, provided Mr. Maxwell is then a member of the Company's Management, Mr. Maxwell intends to devote such time to the business of the Company as he believes to be reasonably necessary. The Company's success will be largely dependent on the decisions made by Mr. Maxwell and any future members of Management. At present, the Company has no employees. Even upon completion of this offering, the present intention of the Company is to limit its employees to part-time secretarial and clerical help, except for management and employees of any Acquired Business that it may acquire. See "Directors, Executive Officers, Promoters and Control Persons."

         3. EXPERIENCE OF MANAGEMENT. Although Management has general business experience, potential investors should be aware that Management has limited experience in business combinations and may not have any significant experience in acquiring or operating certain business interests that the Company might choose to acquire. Mr. Maxwell, however, has been involved as a principal stockholder, director and officer of publicly held corporations engaged in "reverse acquisition/merger activities." Management does not have, nor does it presently intend to enter into, any contracts or agreements with any consultants or advisors with respect to its proposed business activities. Management has not yet established the criteria that will be used to hire independent consultants regarding their experience, the services to be provided, the term of service, etc., and no assurance can be made that the Company will be able to obtain such assistance on terms acceptable to the Company.

         4.  NO PRESENT IDENTIFICATION OF INDUSTRY.    The Company has not
presently identified any specific business or, for that matter, any specific industry which it intends to enter through the organization or acquisition of a subsidiary or otherwise. To the extent the Company consummates a Business Combination with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of sales or earnings), the Company will become subject to numerous risks inherent in the business operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that the company effects a Business Combination with an entity in an industry characterized by a high level of risk, the Company will become subject to the currently unascertainable risk of that industry. It is likely that the Company will have the ability to effect only a single Business Combination. Accordingly, the prospects for the Company's success will be entirely dependent upon the future performance of a single business. Unlike certain entities which have the resources to consummate several Business Combinations of entities operating in multiple industries or multiple areas of a single industry, it is highly likely that the Company will not have the resources to diversify its operations or benefits from the possible spreading of risks or offsetting of losses. In addition, by consummating a Business Combination with only a single entity, the prospects for the Company's success may become dependent upon the development or market acceptance of a single or limited number of products, processes or services. Consequently, there can be no assurance that the Acquired Business will prove to be commercially viable.

         5. INTENSE COMPETITION. The Company is new and unseasoned and, thus, it will have an inherent difficulty seeking to enter an established field. There are numerous firms which are larger than the Company, and which are also seeking to organize or purchase subsidiaries deemed to be potentially profitable. Such companies may be in a better position to finance such subsidiaries and to offer incentives to management to run the subsidiaries and to supervise them. The Company will thus encounter intense competition in the organizing or purchasing of businesses which it hopes may prove to be profitable.

         6. POTENTIAL FUTURE 144 SALES. Of the 35,000,000 shares of the Company's Common Stock authorized, there are presently issued and outstanding (after giving effect to the return of the Deposited Securities to the Company), 990,000, all of which are "restricted securities" as that term is defined under the Act, and in the future may be sold in compliance with Rule 144 of the Act, or pursuant to a Registration Statement filed under the Act. Rule 144 provides, in essence, that a person holding restricted securities for a period of two (2) years may sell those securities in unsolicited brokerage transactions or in transactions with a market maker, in an amount equal to one percent (1%) of the Company's outstanding Common Stock every three (3) months. Additionally, Rule 144 requires that an issuer of securities make available adequate current public information with respect to the issuer. Such information is deemed available if the issuer satisfies the reporting requirements of Sections 13 or 15(d) of the Exchange Act and of Rule 15c2-11 thereunder. Rule 144 also permits, under certain circumstances, the sale of shares by a person who is not an affiliate of the Company and who has satisfied a three year holding period without any quantity limitation and whether or not there is adequate current public information available. Investors should be aware that sales under Rule 144, or pursuant to a Registration Statement filed under the Act, may have a depressive effect on the market price of the Company's securities in any market that may develop for such shares. All of the presently outstanding shares will be available for sale under Rule 144.

         7. POSSIBLE ISSUANCE OF ADDITIONAL SHARES. The Company's Certificate of Incorporation, authorizes the issuance of 35,000,000 shares of Common Stock. Presently, approximately 97% of the Company's authorized shares remain unissued. The Company's Board of Directors has the power to issue any or all of such additional shares without stockholder approval. Management presently anticipates that it may choose to issue a substantial amount of such shares to acquire business interests or other types of property in the future, or may, following a Business Combination issue shares for the purpose of raising additional capital. However, the Company presently has no commitments, contracts or intentions to issue any additional shares. Potential investors should be aware that any such stock issuances may result in a reduction of the book value or market price, if any, of the then outstanding shares. If the Company issues additional shares, such issuance will reduce the proportionate ownership and voting power of the other stockholders. Also, any new issuance of shares may result in a change of control of the Company.

         8. CONFLICTS OF INTEREST. Officers and directors of the Company including, but not limited to Messrs. Maxwell, Lippman and Sierchio, may engage in other business activities similar or dissimilar to those engaged in by the Company, including the formation of other blind pool companies. To the extent that such officers and directors engage in such other activities, they will have possible conflicts of interest in diverting opportunities to other companies, entities or persons with which they are or may be associated or have an interest in, rather than diverting such opportunities to the Company. Such potential conflicts of interest include, among other things, time, effort and corporate opportunity involved in their participation in other business transactions as well as the preference, notwithstanding other possible factors, to utilize the Law Office of Joseph Sierchio for legal services. As no policy has been established for the resolution of such a conflict, the Company may be adversely affected should these individuals choose to place their other business interests before those of the Company. No assurance can be given that such potential conflicts of interest will not cause the Company to lose potential opportunities. However, the failure by Management to resolve conflicts of interest in favor of the Company may result in liability of Management to the Company. Generally, under Delaware law, directors and officers have a fiduciary responsibility to discharge their duties in good faith and with the degree of diligence, care and skill which an ordinarily prudent person would exercise under similar circumstances in like positions. Directors and officers may not acquire or divert to themselves property or opportunities which they are under a duty to acquire for the corporation. This duty does not apply to all acquisitions or opportunities; it does not affect acquisitions or opportunities that the corporation has refused, that it would not have been able to take advantage of or that are not appropriate or logically related to the corporation's business.

         In addition, Messrs. Maxwell, Lippman and Sierchio and shareholders of the Company or their affiliates may receive personal financial gain, other than from the proceeds of this Blank Check Offering, by means of (i) payment of consulting fees; (ii) sales of affiliates' stock; or (iii) payment of salaries.

         Except as disclosed herein, the Company has not entered or negotiated any agreement with Messrs. Maxwell, Lippman or Sierchio, any of the their respective affiliates, or any other third party regarding any such person acting as a consultant to the Company; nor, will it do so prior to the consummation of a Business Combination. However, following a Business Combination, if the then management of the Company or the Acquired Business, as the case may be, elect to engage such persons as consultants, on such terms and conditions as may be negotiated then, any compensation payable to such persons will be paid by the Acquired Business.

         While the company and its Management intend that no shares of the Company's Common Stock will be sold by any officers, directors or greater than 10% shareholders or persons who may be deemed promoters of the Company without affording all shareholders of the Company a similar opportunity, Management may, nevertheless, actively negotiate or otherwise consent to the purchase of all or a portion of their shares of Common Stock as a condition to or in connection with a proposed merger or acquisition transaction. It is noted that Management may be deemed to have paid approximately $.02 per share of Common Stock owned by Management. In connection with any such stock purchase transaction, it is possible that a premium may be paid for Management's share of Common Stock and that public investors in the Company may not receive any portion thereof in the event such premium may be paid. Any transaction structured in such manner may present Management with conflicts of interest and as a result of such conflicts, may possibly compromise Management's fiduciary duties to the Company's shareholders, as the potential would therefore exist for members of Management to consider their own personal pecuniary benefit rather than the best interest of the Company's other shareholders. Further, the Company's other shareholders may not be afforded an opportunity to otherwise participate in any particular stock buy-out transaction. Additionally, in any such transaction, it is possible, although not presently intended, that the Company may borrow funds to be used directly or indirectly to purchase Management's shares. Proceeds from this Blank Check Offering will not be utilized directly or indirectly to purchase Management's shares.

         9. RISKS OF LEVERAGE; DEBT OF AN ACQUIRED BUSINESS. There are currently no limitations relating to the Company's ability to borrow funds to increase the amount of capital available to the Company to effect a business combination or otherwise finance the operations of any acquired business. The amount and nature of any borrowings by the Company will depend on numerous considerations, including the Company's capital requirements, the Company's perceived ability to meet debt services on any such borrowings, and then-prevailing conditions in the financial markets, as well as general economic conditions. There can be no assurance that debt financing, if required or otherwise sought, will be available on terms deemed to be commercially acceptable and in the best interest of the Company. The inability of the Company to borrow funds required to effect or facilitate a business combination, or to provide funds for an additional infusion of capital into an acquired business, may have a material adverse effect on the Company's financial condition and future prospects. Additionally, to the extent that debt financing ultimately proves to be available, any borrowings may subject the Company to various risks traditionally associated with incurring of indebtedness, including (i) if the Company's operating revenues after the Business Combination were to be insufficient to pay debt service, there would be a risk of default and foreclosure on the Company's assets; (ii) if a loan agreement contains covenants that require the maintenance of certain financial ratios or reserves, and any such covenant is breached without a waiver or renegotiation of the terms of that covenant, then the lender could have the right to accelerate the payment of the indebtedness even if the Company has made all principal and interest payments when due; (iii) if the interest rate on a loan fluctuated or the loan was payable on demand, the Company would bear the risk of variations in the interest rate or demand for payment; and (iv) if the terms of a loan did not provide for amortization prior to maturity of the full amount borrowed and the "balloon" payment could not be refinanced at maturity on acceptable terms, the Company might be required to seek additional financing and, to the extent that additional financing is not available on acceptable terms, to liquidate its assets. Furthermore, an acquired business may already have previously incurred debt financing and, therefore, the risks inherent thereto, as discussed above.

         10. POSSIBLE NEED FOR ADDITIONAL FINANCING OF ACQUIRED BUSINESS. In the event of a consummation of a Business Combination, the Company cannot ascertain with any degree of certainty the capital requirements for any particular acquired business inasmuch as the Company has not yet identified any prospective acquired business candidates. To the extent the Business Combination results in the acquired business requiring additional financing, such additional financing (which, among other forms, could be derived from the public or private offering of securities or from the acquisition of debt through conventional bank financing), may not be available, due to, among other things, the acquired business not having sufficient (i) credit or operating history; (ii) income stream; (iii) profit level; (iv) asset base eligible to be collateralized; or (v) market for its securities. Although there are no agreements between the Company and any of its officers and/or directors pursuant to which the Company may borrow and such officers and/or directors are obligated to lend the Company monies, there are no restrictions on the Company to borrow money, including, but not limited to, loans from officers and directors. No stockholder approval is required in connection with any such loans.

         11. INVESTMENT COMPANY ACT CONSIDERATIONS. The regulatory scope of the Investment Company Act of 1940, as amended (the "Investment Company Act"), which was enacted principally for the purpose of regulating vehicles for pooled investments in securities, extends generally to companies engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. The Investment Company Act may, however, also be deemed to be applicable to a company which does not intend to be characterized as an investment company but which, nevertheless, engages in activities which may be deemed to be within the definitional scope of certain provisions of the Investment Company Act. There can be no assurance that the Company will not be deemed to be an investment company, especially during the period prior to a Business Combination, although the Company intends to take all measures possible to avoid such classification. In the event the Company is deemed to be an investment company, the Company may become subject to certain restrictions relating to the Company's activities, including restrictions on the nature of its Investments and the issuance of securities. In addition, the Investment Company Act imposes certain requirements on companies deemed to be within its regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure and compliance with certain burdensome reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations. In the event of characterization of the Company as an investment company, the failure by the Company to satisfy regulatory requirements, whether on a timely basis or at all, would, under certain circumstances, have a material adverse effect on the Company. The Company intends to take all measures possible to avoid such characterization of the Company.

         12. TAX CONSIDERATIONS. As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. The Company will evaluate the possible tax consequences of any prospective Business Combination and will endeavor to structure the Business Combination so as to achieve the most favorable tax treatment to the Company, the Acquired Business and their respective stockholders. The can be no assurance, however, that the Internal Revenue Service (the "IRS") or appropriate state tax authorities will ultimately assent to the Company's tax treatment of a consummated Business Combination. To the extent the IRS or state tax authorities ultimately prevail in recharacterizing the tax treatment of a Business Combination, there may be adverse tax consequences to the Company, the Acquired Business and their respective stockholders.

         13. NO DIVIDENDS. The Company has not paid any dividends on its Common Stock to date and does not presently intend to pay cash dividends prior to the consummation of a Business Combination. The payment of dividends after any such Business Combination, if any, will be contingent upon the Company's revenues and earnings, if any, capital requirements and general financial condition subsequent to consummation of a Business Combination. The payment of any dividends subsequent to a Business Combination will be within the discretion of the Company's then Board of Directors.

         14. PENNY STOCK RULES. There is no current trading market for the Shares and there can be no assurance that a trading market will develop, or, if such a trading market does develop, that it will be sustained. The Shares, to the extent that a market develops for the Shares at all, of which there can be no assurance, will likely appear in what is customarily known as the "pink sheets" or on the NASD Bulletin Board, which may limit the marketability and liquidity of the Shares.

         Under Rule 15g-9 a broker or dealer may not sell a "penny stock" (as defined in Rule 3a51-1) to or effect the purchase of a penny stock by any person unless:

             (1) such sale or purchase is exempt from Rule 15g-9; or

             (2) prior to the transaction the broker or dealer has (a) approved the person's account for transaction in penny stocks in accordance with Rule 15g-9 and (b) received from the person a written agreement to the transaction setting for the identity and quantity of the penny stock to be purchased.

         Transactions exempt from the application of Rule 15g-9 are the following:

         (1) Transactions exempted by Rule 15g-1 (a), (b), (d), (e) and (f);

         (2) transactions meeting the requirements of Rule 505 or 506 of Regulation D as promulgated pursuant to the Act; or

         (3) transactions in which the purchaser is an established customer of the broker or dealer.

         The Commission adopted regulations that generally define a penny stock to be any equity security other than a security excluded from such definition by Rule 3a51-1. Such exemptions include, but are not limited to (a) an equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operations for at least three years; (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years; or (iii) average revenue of at least $6,000,000 for the preceding three years; (b) except for purposes of
Section 7(b) of the Exchange Act and Rule 419, any security that has a price of $5.00 or more; (c) and a security that is authorized or approved for authorization upon notice of issuance for quotation on the National Association of Securities Dealers Automated Quotation System.

         It is likely that the Company's Common Stock will be subject to the regulations on penny stocks; consequently, the market liquidity for the Company's Common Stock may be adversely affected by such regulations limiting the ability of broker/dealers to sell the Company's Common Stock and the ability of purchasers in this offering to sell their securities in the secondary market (following termination of the Rule 419 Escrow). There is no assurance that trading in the Company's securities will not be subject to these or other regulations that would adversely affect the market for such securities.

         15. NO ASSURANCE OF A PUBLIC MARKET. There is no present market for the Common Stock of the Company. To date, neither the Company nor anyone acting on its behalf has taken any affirmative steps to request or encourage any broker/dealer to act as a market maker for the Company's Common Stock. Further, there have been no discussions or understandings, preliminary or otherwise, between the Company or anyone acting on its behalf and any market maker regarding the participation of any such market maker in the future trading market, if any, for the Company's Common Stock. Present management of the Company has no intention of seeking a market maker for the Company's Common Stock at any time prior to the reconfirmation offer to be conducted prior to the consummation of a Business Combination. The officers of the Company after the consummation of a Business Combination may employ consultants or advisors to obtain such market makers. Management expects that discussions in this area will ultimately be initiated by the management of the Company in control of the entity after a Business Combination is reconfirmed by the stockholders. There is no likelihood of any active and liquid trading market for the Company's Common Stock developing.

    ITEM 3.  LEGAL PROCEEDINGS

    The Company is not party to any pending legal proceedings and is not aware of any contemplated legal proceedings to which it may be a party or of which any of its properties may be subject.

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the last quarter of the fiscal year ended December 31, 1995, no matter was submitted to the vote of the Company's security holders, through resolutions of proxies or otherwise.

                                    PART II

 ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         There is no trading market for the Company's Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    A.   GENERAL.

BUSINESS OBJECTIVES

         The Company's business plan is to seek to acquire or merge with a potential businesses that may, in the opinion of Management, warrant the Company's involvement. Management's discretion is unrestricted, and the Company may participate in any business whatsoever that may in the opinion of Management meet the business objectives discussed herein.

         The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses that may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business in which it participates rather than immediate, short-term earnings. In seeking to attain its business objectives, the Company will not restrict its search to any particular industry. Rather, the Company may investigate businesses of essentially any kind or nature, including but not limited to finance, high technology, manufacturing, service, research and development, communications, insurance, brokerage, transportation, and others. Management may also seek to become involved with other development stage companies or companies that could be categorized as "financially troubled." At the present time, the Company has not chosen the particular area of business in which it proposes to engage and has not conducted any market studies with respect to any business, property or industry.

         Businesses that seek the Company's participation in their operations may desire to do so to avoid what such businesses deem to be adverse factors related to undertaking a public offering. Such factors include substantial time requirements, market conditions, legal costs, conditions or requirements imposed by federal and state securities laws and possible loss of voting control. In making an investment in the Company, investors should recognize that the terms of their purchase of the Company's securities may ultimately prove to be less favorable than if such persons had invested in the securities of a specific business that was undertaking its own public offering.

TAX CONSIDERATIONS.

         As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. The Company will evaluate the possible tax consequences of any prospective Business Combination and will endeavor to structure the Business Combination so as to achieve the most favorable tax treatment to the Company, the Acquired Business and their respective stockholders. The IRS or other appropriate state tax authorities may attempt to recharacterize the tax treatment of a particular Business Combination and, as a result, there may be adverse tax consequences to the Company, the Acquired Business and their respective stockholders.

FORM AND STRUCTURE OF ACQUISITION

         Of the various methods and forms by which the Company may structure a transaction acquiring another business, Management is likely to use, without limitation, one of the following forms: (i) a leveraged buyout transaction, including the acquisition of a business, is a transaction in which most of the purchase price is provided by borrowing from one or more lenders or from the sellers in the form of a deferred purchase price. Such borrowings are typically secured by the assets of the acquired business and are intended to be repaid out of the cash flow of the business; (ii) a merger or consolidation of the acquired corporation into or with the Company; (iii) a merger or consolidation of the acquired corporation into or with a subsidiary of the Company organized to facilitate the acquisition (a "subsidiary merger"), or a merger or consolidation of such a subsidiary into or with the acquired corporation (a "reverse subsidiary merger"); (iv) an acquisition of all or a controlling amount of the stock of the acquired corporation followed by a merger of the Acquired Business into the Company; (v) an acquisition of the assets of a business by the Company or a subsidiary organized for such purpose; or (vi) a combination of any of the foregoing. If a merger or consolidation transaction involving the Company is used, the Company will be the surviving corporation; if, however, a subsidiary of the Company is used in such a transaction, either the subsidiary or the acquired corporation may be the surviving corporation in the merger or consolidation, with the survivor being a wholly owned subsidiary of the Company. The actual form and structure of a Business Combination may be also dependent upon numerous other factors pertaining to the Acquired Business and its shareholders as well as potential tax and accounting treatments afforded the Business Combination.

         The Company may utilize cash, equity, debt or a combination of these as consideration in effecting a Business Combination. Although the Company has no commitments as of the date of this prospectus to issue any shares of Common Stock other than as described in this Prospectus, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a Business Combination. To the extent that such additional shares are issued, dilution to the interest of the Company's stockholders will occur. Additionally, if a substantial number of shares of Common Stock are issued in connection with a Business Combination, a change in control of the Company may occur.

         If securities of the Company are issued as part of an acquisition, it cannot be predicted whether such securities will be issued in reliance upon exemptions from registration under applicable federal or state securities laws or will be registered for public distribution. When registration of securities is required, substantial cost may be incurred and time delays encountered. In addition, the issuance of additional securities and their potential sale in any trading market which may develop in the Company's Common Stock, of which there is no assurance, may depress the price of the Company's Common Stock in any market which may develop in the Company's Common Stock. Additionally, such issuance of additional securities of the company would result in a decrease in the percentage ownership of the Company of purchasers of the Common Stock being offered hereby.

         The Company's operations may be limited by the Investment Company Act of 1940. While the Company will attempt to conduct its operations so as not to require registration under the Investment Company Act of 1940, there can be no assurance that the Company will not be deemed to be subject to the Investment Company Act of 1940.

                             ZACHARY VENTURES, INC.








                                      Index

                                                                        Page
Independent Auditor's Report                                             F1

Balance Sheet as of December 31, 1995                                    F2

Statements of Operations for the Years Ended
    December 31, 1995 and 1994                                           F3

Statements of Changes in Stockholders' Equity (Deficit)
     for the Years Ended December 31, 1995 and 1994                      F4

Statements of Cash Flows for the Years Ended
    December 31, 1995 and 1994                                           F5

Notes to Financial Statements                                       F6 - F8

                          INDEPENDENT AUDITOR'S REPORT




The Board of Directors
Zachary Ventures, Inc.


                We have audited the accompanying balance sheet of Zachary Ventures, Inc. as of December 31, 1995, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zachary Ventures, Inc. as of December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                     /s/ Mahoney Cohen Rashba & Pokart, CPA, PC




New York, New York
August 1, 1996

                                       F1

                             ZACHARY VENTURES, INC.
                                  Balance Sheet
                                December 31, 1995





                                     ASSETS
Current assets:
    Cash                                                          $       577
    Cash held in escrow (Note 3)                                       55,767
    Prepaid legal fees                                                  4,304
                                                                  -----------
                                                                  $    60,648
                                                                  ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Loans payable (Note 5)                                        $    42,500
    Escrow interest                                                     2,287
    Accrued professional fees                                           9,000
    Other accrued expenses                                                450
                                                                  -----------
                Total current liabilities                              54,237

Stockholders' equity:
    Common stock, $.001 par value:
       Authorized - 35,000,000 shares
       Issued and outstanding - 1,590,000 shares (Note 3)               1,590
    Additional paid-in capital                                         78,210
    Accumulated deficit                                               (73,389)
                                                                  -----------
                Total stockholders' equity                              6,411
                                                                  -----------
                                                                  $    60,648
                                                                  ===========

                             See accompanying notes.

                                       F2

                             ZACHARY VENTURES, INC.
                            Statements of Operations
                 For the Years Ended December 31, 1995 and 1994






                                                           1995         1994
                                                        ----------    --------
Expenses:
   Professional fees                                    $   43,614    $ 26,600
   Other                                                     1,080       2,095
                                                        ----------    --------
               Total expenses                               44,694      28,695
                                                        ----------    --------

Net loss                                                $  (44,694)   $(28,695)
                                                        ==========    ========

Net loss per weighted average common share                  $ (.03)     $ (.03)
                                                            ======      ======

Weighted average number of common
   shares outstanding                                    1,491,645     968,303
                                                        ==========    ========

                             See accompanying notes.

                                       F3

                             ZACHARY VENTURES, INC.
             Statements of Changes in Stockholders' Equity (Deficit)
                 For the Years Ended December 31, 1995 and 1994



                                          Total                  Common Stock
                                          Stock-            ----------------------       Addi-
                                         holders'            Out-                       tional       Subscrip-     Accumu-
                                          Equity           standing                     Paid-in        tion         lated
                                         (Deficit)          Shares          Amount      Capital     Receivable     Deficit
                                         ---------          ------          ------      -------     ----------     -------
Balance, January 1, 1994                $  12,000            900,000      $    900    $   17,100    $   (6,000)   $    -

Issuance of 90,000 shares of
   common stock at $.02 per
   share                                    1,800             90,000            90         1,710         -             -

Issuance of 300,000 shares of
   common stock at $.02 per
   share to settle receivable for
   services  provided by a
   director of the Company                  6,000              -             -             -             6,000         -

Issuance of 25,000 shares of
   common stock at $.10 per
   share                                    2,500             25,000            25         2,475         -             -

Net loss for the year                     (28,695)             -             -             -             -           (28,695)
                                        ---------       ------------      --------    ----------    ----------    ----------


Balance, December 31, 1994                 (6,395)         1,015,000         1,015        21,285         -           (28,695)

Issuance of 567,650 shares of
   common stock at $.10 per
   share                                   56,765            567,650           568        56,197         -             -

Issuance of 54,450 shares of
   common stock at $.10 per
   share                                    5,445             54,450            54         5,391         -             -

Cash refund for 47,100 shares of
   common stock held in
   escrow at $.10 per share                (4,710)           (47,100)          (47)       (4,663)        -             -

Net loss for the year                     (44,694)             -             -             -             -           (44,694)
                                        ---------       ------------      --------    ----------    ----------    ----------

Balance, December 31, 1995              $   6,411          1,590,000      $  1,590    $   78,210    $    -        $  (73,389)
                                        =========       ============      ========    ==========    ==========    ==========

                             See accompanying notes.

                                       F4

                             ZACHARY VENTURES, INC.
                            Statements of Cash Flows
                 For the Years Ended December 31, 1995 and 1994




                                                                      1995        1994
                                                                    --------    --------
Cash flows from operating activities:
   Net loss                                                         $(44,694)   $(28,695)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
          Services provided for common stock                           -           6,000
          Change in assets and liabilities:
             Prepaid legal fees                                       (4,304)      -
             Escrow interest                                           2,287       -
             Accrued expenses                                         (1,516)     10,966
                                                                    --------    --------
               Net cash used in operating activities                 (48,227)    (11,729)

Cash flows from financing activities:
   Issuance of common stock                                           62,210       4,300
   Proceeds from loan payable                                         42,500       -
   Cash refund for common stock held in escrow                        (4,710)      -
                                                                    --------    --------
               Net cash provided by financing activities             100,000       4,300
                                                                    --------    --------

Net increase (decrease) in cash                                       51,773      (7,429)

Cash, beginning of year                                                4,571      12,000
                                                                    --------    --------

Cash, end of year                                                   $ 56,344    $  4,571
                                                                    ========    ========




                   Supplemental Schedule of Non-Cash Investing
                            and Financing Activities

Issuance of common stock for services rendered
   by a director of the Company                                     $  -        $  6,000
                                                                    ========    ========

                             See accompanying notes.

                                       F5

                             ZACHARY VENTURES, INC.
                          Notes to Financial Statements





Note 1 -     The Company

             Zachary Ventures, Inc. (the "Company") was incorporated in December 1993 in the State of Delaware, and intends to effect a merger, exchange of capital stock, asset acquisition or other similar business combination or acquisition with a business entity.

             The Company has registered its securities with the Securities and Exchange Commission and offered certain securities in a "blank check" offering subject to Rule 419 of the Securities Act of 1933. The offering allows for the Company to sell a minimum of 250,000 and maximum of 600,000 shares of common stock, $.001 par value, at $.10 per share.

Note 2 -     Summary of Significant Accounting Policies

             Use of Estimates

             The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

             Income Taxes

             The Company files its income taxes on a calendar year basis. At December 31, 1995, the Company has approximately $73,400 of net operating losses available to reduce future taxable income expiring in 2009 to 2010. In accordance with certain provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", a valuation allowance has been established equal to the tax benefit of the net operating loss at December 31, 1995 and 1994.

             Cash Flows

             The Company presents cash flows under the indirect method by reconciling net loss to net cash flow.

             Concentration of Credit Risk

             The Company maintains its cash in an account insured by the Federal Deposit Insurance Corporation up to $100,000. Cash held in escrow is a money market account at a broker.

                                       F6

                             ZACHARY VENTURES, INC.
                          Notes to Financial Statements





Note 2 -     Summary of Significant Accounting Policies (Continued)

             Fair Value of Financial Instruments

             The Company's financial instruments consist primarily of cash and short-term loans payable. The book values of the respective financial instruments are representative of their respective fair values. Loans payable are considered to approximate fair value due to the relatively short period of time until realization.

Note 3 -     Cash and Stock Held in Escrow

             Amounts received and securities purchased by investors through the offering (600,000 shares at December 31, 1995) are deposited and held in escrow until an acquisition meeting specific criteria is completed. Before an acquisition can be completed and the securities and funds can be released from escrow, the investors have to reconfirm their investments or can alternately require the return of their investment plus interest, less certain deductions.

             If the Company does not complete an acquisition within a certain time frame, or if 80% of the investors do not confirm their investments, 90% of funds in escrow will be returned to investors (see Note 5).

Note 4 -     Related Party Transactions

             The Company incurred approximately $34,200 and $18,600 of professional fees and reimbursable expenses to a director of the Company for the years ended December 31, 1995 and 1994, respectively. In 1994, $6,000 of fees was satisfied through the issuance of 300,000 shares of common stock.

             This same director is also providing office space to the Company at no charge. The agreement remains in effect until a business combination is consummated or until the Company is otherwise required to find its own space.

Note 5 -     Cartilage Technologies, Inc.

             On July 7, 1995, the Company signed an agreement and plan of reorganization with Cartilage Technologies, Inc. ("Cartilage") to sell all of its shares of stock, subject to the return of the Rule 419 stockholders of their investment.

                                       F7

                             ZACHARY VENTURES, INC.
                          Notes to Financial Statements




Note 5 -     Cartilage Technologies, Inc. (Continued)

             In addition, Cartilage made a loan of $42,500 to a stockholder of Zachary Ventures, Inc., who in turn loaned the amount to the Company.

             The plan of reorganization was subject to a satisfaction by Cartilage and the Company of certain conditions precedent to the consummation of the transactions contemplated by the plan of reorganization. Due to the time constraints of Rule 419 with respect to the consummation of a business combination, the Company terminated the plan of reorganization effective March 11, 1996. The Company sought restitution from Cartilage of direct expenses of $52,000 and the loss to the Company and its shareholders of a minimum of $400,000.

             A settlement agreement dated as of April 12, 1996 was executed by Cartilage Technologies, Inc. and Zachary Ventures, Inc. Pursuant to the agreement, Cartilage forgave the $42,500 of debt from the stockholder of the Company who in turn forgave the debt of Zachary. In addition, Cartilage issued a check to the Company for $9,250 thereby reimbursing Zachary for all of its direct expenses incurred.

             On May 20, 1996, amounts paid for the 600,000 shares held in escrow plus interest were refunded to the investors.

                                       F8

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


DIRECTORS AND EXECUTIVE OFFICERS

    The following persons are the directors and executive officers of the Company and have served in such capacities since the formation of the Company.

Name                                         Age                 Position
----                                         ---                 --------
Herbert Maxwell                              75                  President and Director

Harvey Lippman                               50                  Vice President, Treasurer and Director

Maureen Hughes                               36                  Secretary

Joseph Sierchio                              47                  Director


    All directors and officers of the Company are elected annually to serve for one year or until their successors are duly elected and qualified.

    Management's business experience during the past five years is as follows:

    Herbert Maxwell has been a crisis manager for troubled companies and a principal in investment groups for the past two decades. He has served as a director of several private and public companies. Mr. Maxwell has served as a director and officer (and was a principal stockholder) of three publicly held companies, which although not engaged in blank check offerings nevertheless consummated acquisitions of the type described in this Prospectus. These include:

    (1) C.S. Primo Corp. was organized in 1986 initially as an inactive publicly held corporation pursuing a business acquisition. Mr. Maxwell became a principal stockholder and a director of C.S. Primo Corp. on or about June 3, 1988. On or about March 4, 1991, C.S. Primo Corp. acquired approximately 98% of the issued and outstanding common stock of Dynasty World Express, Inc. in exchange for approximately 90% of C.S. Primo Corp.'s common stock; since then, C.S. Primo Corp. has changed its name to Phoenix Information Systems Corp. and its common stock trades on the over-the-counter market.

    (2) Lewis Resources, Inc. was organized in 1987, initially through a stock dividend distribution, as an inactive publicly held corporation pursuing a business acquisition. Mr. Maxwell was one of the initial stockholders and directors of Lewis Resources, Inc. On September 28, 1993, Lewis Resources, Inc. acquired from Lema Investments Ltd. all of the outstanding shares of Gallium Arsenide Industries Ltd., a development stage Israeli company. Since then, Lewis Resources, Inc. has changed its name to Israel Semiconductor Corporation and its common stock trades on the over-the-counter market.

    (3) Lewison Enterprises Inc. was organized in 1988 initially, through a stock dividend distribution, as an inactive publicly held corporation pursuing a business acquisition. Mr. Maxwell was one of the initial stockholders and directors of Lewison Enterprises Inc. In July 1993, the Company issued 8,000,000 shares of common stock to the shareholders of Omega Development Corp. ("Omega") in exchange for all of the issued and outstanding shares of common stock of Omega. Since then, Lewison Enterprises Inc. has changed its name to Omega Development, Inc. To date, no trading market has developed for shares of its common stock.

         Mr. Maxwell is no longer a principal shareholder, director or officer of any of the foregoing corporations. Mr. Maxwell presently serves as a director of Lloyd Ventures, Inc., a recently formed Delaware corporation, which had a registration statement on Form SB-2 declared effective on November 12, 1996. He is an active investor and writes a newsletter on the New York theater. Mr. Maxwell has been a director and officer of the Company since December 17, 1993.

         Harvey J. Lippman is General Counsel of Richardson & Associates. Mr. Lippman is a member of the Bar of the State of New York, the United District Courts for the Southern and Eastern Districts of New York and the United States Tax Court. Prior to joining Richardson & Associates, he was associated with the law firm of Kronish, Lieb, Weiner & Hellman and was a founding member of the law firms of Jones, Hirsch, Connors & Bull and Lippman and Hashmall (1982 to 1990) and served as outside counsel to Richardson & Associates. Mr. Lippman is an executive officer and/or director of several private companies, including American Assurance Group, Inc. (which is engaged in the acquisition of multi-family residential real estate) and Richardson Financial Services, Inc. (which acts as an agent in the placing of substandard automobile loans with financial institutions). Mr. Lippman has been a director and officer of the Company since March 31, 1994.

         Maureen Hughes is Chief Financial Officer of Richardson & Associates, Inc. Ms. Hughes is a Certified Public Accountant. She was formerly a tax manager at Ernst & Young.

         Joseph Sierchio has been engaged in the practice of law in New York since 1974. Mr. Sierchio is a principal of the law firm of Sierchio & Albert, P.C. In 1988, Mr. Sierchio established his own law offices in New York specializing in securities law. Mr. Sierchio received a JD degree from Cornell Law School in 1974 and a BA degree in 1971 from Rutgers College with high honors and highest distinction in economics.

         There are no agreements, arrangements or understandings between management and anyone else pursuant to which other management is to be selected for a particular office or position. It is estimated that management of the Company will devote only such time as they deem necessary to the activities of the Company. The Company has not entered into any agreement or contract with any outside consultant or advisor; nor, does it intend to enter into any such agreements or contracts pending consummation of a Business Combination.

    ITEM 10.     EXECUTIVE COMPENSATION

         None of the directors or officers of the Company have received any cash or other compensation for the fiscal year ended December 31, 1995. The Law Office of Joseph Sierchio received legal fees in the aggregate amount of $27,500 during the fiscal year ended December 31, 1995.

    ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of the date hereof (after giving effect to the return of the Deposited Securities to the Company), by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's outstanding common stock; (ii) each of the Company's officers and directors; and (iii) all directors and officers of the Company as a group.

     NAME OF                        SHARES OF COMMON STOCK              APPROXIMATE
    BENEFICIAL                          BENEFICIALLY                     PERCENTAGE
      OWNER                              OWNED (1)                          OWNED
   -----------                       ---------------                     -----------


Herbert Maxwell                         235,000                               24%
Agnes T. Richardson (1)                 180,000                               18%
Joseph Sierchio (2)                     250,000                               25%
Harvey Lippman                          135,000                               14%
Renato Valente (3)                       90,000                                9%
Maureen Hughes                           10,000                                1%
All Officers and
Directors as a
Group (4 persons)                       630,000                               64%



-------------------------

(1) Does not include 40,000 shares held by certain family members of Mrs. Richardson as to which Mrs. Richardson disclaims beneficial ownership.
(2) Does not include 40,000 shares held by certain family members of Mr. Sierchio as to which shares Mr. Sierchio disclaims beneficial ownership.
(3) Mr. Valente is a registered sales representative with Bernard Herold & Co., Inc., the Escrow Agent.

    ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                      None

    ITEM 13.     EXHIBITS AND REPORTS ON 8K

         (a) Exhibits

             None

         (b) Reports on Form 8-K


             No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURE


    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Zachary Ventures, Inc.
                                        (Registrant)




Dated:  December 20, 1996             By:  s/ Herbert Maxwell
                                           -------------------------------
                                            Herbert Maxwell, President